Form 10-Q
period 2003-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP III-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-A; GEODYNE ENERGY INCOME LTD PARTNERSHIP III-D
filed 2003-05-15
CIK 872121, 873739, 863835, 863837, 860745, 870229

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File Number:

      III-A:  0-18302         III-B:  0-18636         III-C:  0-18634
      III-D:  0-18936         III-E:  0-19010         III-F:  0-19102

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)

                                          III-A 73-1352993
                                          III-B 73-1358666
                                          III-C 73-1356542
                                          III-D 73-1357374
                                          III-E 73-1367188
         Oklahoma                         III-F 73-1377737
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)

   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  923,766        $  718,665
   Accounts receivable:
      Related party (Note 2)                           -               888
      Oil and gas sales                          834,273           617,187
                                              ----------        ----------
        Total current assets                  $1,758,039        $1,336,740

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 921,697           867,774

DEFERRED CHARGE                                  260,836           260,836
                                              ----------        ----------
                                              $2,940,572        $2,465,350
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   75,866        $   86,580
   Gas imbalance payable                          27,471            27,471
                                              ----------        ----------
        Total current liabilities             $  103,337        $  114,051

LONG-TERM LIABILITIES:
   Accrued liability                          $   33,171        $   33,171
   Asset retirement obligation
      (Note 1)                                   110,839                 -
                                              ----------        ----------
        Total long-term liabilities           $  144,010        $   33,171

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   55,801)      ($   87,091)
   Limited Partners, issued and
      outstanding, 263,976 units               2,749,026         2,405,219
                                              ----------        ----------
        Total Partners' capital               $2,693,225        $2,318,128
                                              ----------        ----------
                                              $2,940,572        $2,465,350
                                              ==========        ==========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,241,672        $959,348
   Interest income                                 1,429           2,369
                                              ----------        --------
                                              $1,243,101        $961,717

COSTS AND EXPENSES:
   Lease operating                            $   99,722        $223,782
   Production tax                                 92,298          39,942
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  56,224          99,446
   General and administrative
      (Note 2)                                    83,312          90,111
                                              ----------        --------
                                              $  331,556        $453,281
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  911,545        $508,436

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                   (       673)              -
                                              ----------        --------
NET INCOME                                    $  910,872        $508,436
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   96,065        $ 59,557
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  814,807        $448,879
                                              ==========        ========
NET INCOME per unit                           $     3.09        $   1.70
                                              ==========        ========
UNITS OUTSTANDING                                263,976         263,976
                                              ==========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $910,872         $508,436
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                        673                -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               56,224           99,446
      Decrease in accounts receivable -
        related party                                10                -
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 217,086)          37,601
      Decrease in deferred charge                     -           53,074
      Decrease in accounts payable            (  10,714)       (  33,576)
                                               --------         --------
Net cash provided by operating
   activities                                  $739,979         $664,981
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        $      -        ($ 80,816)
   Proceeds from the sale of oil
      and gas properties                            897            5,581
                                               --------         --------
Net cash provided (used) by investing
   activities                                  $    897        ($ 75,235)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($535,775)       ($869,329)
                                               --------         --------
Net cash used by financing activities         ($535,775)       ($869,329)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $205,101        ($279,583)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          718,665          874,852
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $923,766         $595,269
                                               ========         ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  504,540        $  397,754
   Accounts receivable:
      Related party (Note 2)                           -               586
      Oil and gas sales                          461,167           346,664
                                              ----------        ----------
        Total current assets                  $  965,707        $  745,004

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 504,230           461,645

DEFERRED CHARGE                                  184,282           184,282
                                              ----------        ----------
                                              $1,654,219        $1,390,931
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   55,020        $   57,077
   Gas imbalance payable                          12,396            12,396
                                              ----------        ----------
        Total current liabilities             $   67,416        $   69,473

LONG-TERM LIABILITIES:
   Accrued liability                          $   12,518        $   12,518
   Asset retirement obligation
      (Note 1)                                    77,271                 -
                                              ----------        ----------
        Total long-term liabilities           $   89,789        $   12,518

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   23,450)      ($   48,554)
   Limited Partners, issued and
      outstanding, 138,336 units               1,520,464         1,357,494
                                              ----------        ----------
        Total Partners' capital               $1,497,014        $1,308,940
                                              ----------        ----------
                                              $1,654,219        $1,390,931
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003              2002
                                               ----------         --------

REVENUES:
   Oil and gas sales                            $700,575          $598,584
   Interest income                                   759             1,289
                                                --------          --------
                                                $701,334          $599,873

COSTS AND EXPENSES:
   Lease operating                              $ 66,123          $149,433
   Production tax                                 53,656            32,945
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  34,068            61,804
   General and administrative
      (Note 2)                                    48,421            53,049
                                                --------          --------
                                                $202,268          $297,231
                                                --------          --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $499,066          $302,642

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                     (     586)                -
                                                --------          --------
NET INCOME                                      $498,480          $302,642
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 79,510          $ 53,856
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $418,970          $248,786
                                                ========          ========
NET INCOME per unit                             $   3.03          $   1.80
                                                ========          ========
UNITS OUTSTANDING                                138,336           138,336
                                                ========          ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $498,480        $302,642
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                         586               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                34,068          61,804
      Decrease in accounts receivable -
        Related party (Note 2)                         7               -
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 114,503)          9,487
      Decrease in deferred charge                      -          44,544
      Decrease in accounts payable             (   2,057)      (  15,954)
                                                --------        --------
Net cash provided by operating
   activities                                   $416,581        $402,523
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    118)      ($ 53,306)
   Proceeds from the sale of oil and
      gas properties                                 729           3,130
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $    611       ($ 50,176)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($310,406)      ($502,603)
                                                --------        --------
Net cash used by financing activities          ($310,406)      ($502,603)
                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $106,786       ($150,256)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           397,754         494,899
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $504,540        $344,643
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  746,714        $  480,424
   Accounts receivable:
      Oil and gas sales                          775,470           518,374
                                              ----------        ----------
        Total current assets                  $1,522,184        $  998,798

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,818,585         1,694,533

DEFERRED CHARGE                                   57,867            57,867
                                              ----------        ----------
                                              $3,398,636        $2,751,198
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  115,296        $  143,943
   Gas imbalance payable                          43,923            43,923
                                              ----------        ----------
        Total current liabilities             $  159,219        $  187,866

LONG-TERM LIABILITIES:
   Accrued liability                          $  196,167        $  196,167
   Asset retirement obligation
      (Note 1)                                   191,694                 -
                                              ----------        ----------
        Total long-term liabilities           $  387,861        $  196,167

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  120,433)      ($  150,636)
   Limited Partners, issued and
      outstanding, 244,536 units               2,971,989         2,517,801
                                              ----------        ----------
        Total Partners' capital               $2,851,556        $2,367,165
                                              ----------        ----------
                                              $3,398,636        $2,751,198
                                              ==========        ==========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                          $1,155,715        $570,569
   Interest income                                   967           1,209
                                              ----------        --------
                                              $1,156,682        $571,778

COSTS AND EXPENSES:
   Lease operating                            $  164,332        $187,843
   Production tax                                 74,434          32,228
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  43,710          67,492
   General and administrative
      (Note 2)                                    77,838          84,375
                                              ----------        --------
                                              $  360,314        $371,938
                                              ----------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $  796,368        $199,840

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,317               -
                                              ----------        --------
NET INCOME                                    $  798,685        $199,840
                                              ==========        ========
GENERAL PARTNER - NET INCOME                  $   83,497        $ 25,937
                                              ==========        ========
LIMITED PARTNERS - NET INCOME                 $  715,188        $173,903
                                              ==========        ========
NET INCOME per unit                           $     2.92        $    .71
                                              ==========        ========
UNITS OUTSTANDING                                244,536         244,536
                                              ==========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                 2003             2002
                                              ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $798,685         $199,840
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                  (   2,317)               -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               43,710           67,492
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 257,096)          17,483
      Increase (decrease) in accounts
        payable                               (  28,647)          41,556
                                               --------         --------
Net cash provided by operating
   activities                                  $554,335         $326,371
                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  2,181)       ($  1,439)
   Proceeds from sale of oil and gas
      properties                                 28,430               51
                                               --------         --------
Net cash provided (used) by investing
   activities                                  $ 26,249        ($  1,388)
                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($314,294)       ($350,348)
                                               --------         --------
Net cash used by financing activities         ($314,294)       ($350,348)
                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $266,290        ($ 25,365)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          480,424          371,012
                                               --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $746,714         $345,647
                                               ========         ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  499,023        $  306,024
   Accounts receivable:
      Oil and gas sales                          557,438           386,024
                                              ----------        ----------
        Total current assets                  $1,056,461        $  692,048

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 827,136           755,553

DEFERRED CHARGE                                   10,949            10,949
                                              ----------        ----------
                                              $1,894,546        $1,458,550
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  110,512        $  171,347
                                              ----------        ----------
        Total current liabilities             $  110,512        $  171,347

LONG-TERM LIABILITIES:
   Accrued liability                          $  251,798        $  251,798
   Asset retirement obligation
      (Note 1)                                   107,536                 -
                                              ----------        ----------
        Total long-term liabilities           $  359,334        $  251,798

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   24,821)      ($   50,949)
   Limited Partners, issued and
      outstanding, 131,008 units               1,449,521         1,086,354
                                              ----------        ----------
        Total Partners' capital               $1,424,700        $1,035,405
                                              ----------        ----------
                                              $1,894,546        $1,458,550
                                              ==========        ==========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                                --------        --------

REVENUES:
   Oil and gas sales                            $857,811        $409,027
   Interest income                                   542             433
                                                --------        --------
                                                $858,353        $409,460

COSTS AND EXPENSES:
   Lease operating                              $148,308        $193,506
   Production tax                                 58,998          28,362
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  19,192          27,998
   General and administrative
      (Note 2)                                    46,306          50,878
                                                --------        --------
                                                $272,804        $300,744
                                                --------        --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                         $585,549        $108,716

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,875               -
                                                --------        --------
NET INCOME                                      $588,424        $108,716
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 60,257        $ 13,348
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $528,167        $ 95,368
                                                ========        ========
NET INCOME per unit                             $   4.03        $    .73
                                                ========        ========
UNITS OUTSTANDING                                131,008         131,008
                                                ========        ========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $588,424        $108,716
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   2,875)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                19,192          27,998
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 171,414)          7,228
      Decrease in accounts payable             (  60,835)      (   5,813)
                                                --------        --------
Net cash provided by operating
   activities                                   $372,492        $138,129
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,746)      ($ 26,336)
   Proceeds from the sale of oil and
      gas properties                              21,382               -
                                                --------        --------
Net cash provided (used) by investing
   activities                                   $ 19,636       ($ 26,336)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($199,129)      ($101,998)
                                                --------        --------
Net cash used by financing activities          ($199,129)      ($101,998)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $192,999        $  9,795

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           306,024         160,008
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $499,023        $169,803
                                                ========        ========



                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                March 31,       December 31,
                                                  2003              2002
                                               ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  795,267       $  801,420
   Accounts receivable:
      Oil and gas sales                          1,513,607          924,827
                                                ----------       ----------
        Total current assets                    $2,308,874       $1,726,247

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 2,813,958        2,646,994

DEFERRED CHARGE                                     69,176           69,176
                                                ----------       ----------
                                                $5,192,008       $4,442,417
                                                ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  480,512       $  746,759
   Accrued liability - other (Note 1)                    -          122,289
   Gas imbalance payable                             2,736            2,736
                                                ----------       ----------
        Total current liabilities               $  483,248       $  871,784

LONG-TERM LIABILITIES:
   Accrued liability                            $  328,632       $  328,632
   Asset retirement obligation
      (Note 1)                                     260,325                -
                                                ----------       ----------
        Total long-term liabilities             $  588,957       $  328,632

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  143,210)     ($  250,684)
   Limited Partners, issued and
      outstanding, 418,266 units                 4,263,013        3,492,685
                                                ----------       ----------
        Total Partners' capital                 $4,119,803       $3,242,001
                                                ----------       ----------
                                                $5,192,008       $4,442,417
                                                ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003              2002
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,207,026        $1,379,433
   Interest income                                   927               840
   Gain on abandonment                             1,848                 -
                                              ----------        ----------
                                              $2,209,801        $1,380,273

COSTS AND EXPENSES:
   Lease operating                            $  697,717        $  784,681
   Production tax                                113,938            78,867
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 111,601            80,068
   General and administrative
      (Note 2)                                   126,084           135,626
                                              ----------        ----------
                                              $1,049,340        $1,079,242
                                              ----------        ----------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                       $1,160,461        $  301,031

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                         2,725                 -
                                              ----------        ----------
NET INCOME                                    $1,163,186        $  301,031
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  125,858        $   37,225
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,037,328        $  263,806
                                              ==========        ==========
NET INCOME per unit                           $     2.48        $      .63
                                              ==========        ==========
UNITS OUTSTANDING                                418,266           418,266
                                              ==========        ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                    2003           2002
                                                ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,163,186      $301,031
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                    (     2,725)            -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  111,601        80,068
      Gain on abandonment                       (     1,848)            -
      Increase in accounts receivable -
        oil and gas sales                       (   588,780)    (  92,364)
      Decrease in accounts payable              (   266,247)    ( 190,011)
      Increase in payable to General
        Partner                                           -       105,000
      Decrease in accrued liability -
        other                                   (   122,289)            -
                                                 ----------      --------
Net cash provided by operating
   activities                                    $  292,898      $203,724
                                                 ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($   15,046)    ($175,000)
   Proceeds from sale of oil and gas
      properties                                      1,379           416
                                                 ----------      --------
Net cash used by investing activities           ($   13,667)    ($174,584)
                                                 ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($  285,384)     $      -
                                                 ----------      --------
Net cash used by financing activities           ($  285,384)     $      -
                                                 ----------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($    6,153)     $ 29,140

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              801,420       440,024
                                                 ----------      --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $  795,267      $469,164
                                                 ==========      ========

                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                               March 31,       December 31,
                                                 2003              2002
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  293,678       $  284,588
   Accounts receivable:
      Oil and gas sales                           628,501          348,300
                                               ----------       ----------
        Total current assets                   $  922,179       $  632,888

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,807,759        1,764,313

DEFERRED CHARGE                                    29,946           29,946
                                               ----------       ----------
                                               $2,759,884       $2,427,147
                                               ==========       ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  106,609       $  118,741
   Accrued liability - other (Note 1)                   -          102,690
   Gas imbalance payable                            2,295            2,295
                                               ----------       ----------
        Total current liabilities              $  108,904       $  223,726

LONG-TERM LIABILITIES:
   Accrued liability                           $  118,005       $  118,005
   Asset retirement obligation
      (Note 1)                                    138,829                -
                                               ----------       ----------
        Total long-term liabilities            $  256,834       $  118,005

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  140,730)     ($  159,621)
   Limited Partners, issued and
      outstanding, 221,484 units                2,534,876        2,245,037
                                               ----------       ----------
        Total Partners' capital                $2,394,146       $2,085,416
                                               ----------       ----------
                                               $2,759,884       $2,427,147
                                               ==========       ==========




                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                 2003             2002
                                              ----------        --------

REVENUES:
   Oil and gas sales                           $847,176         $416,172
   Interest income                                  434              565
   Gain on abandonment                              903                -
                                               --------         --------
                                               $848,513         $416,737

COSTS AND EXPENSES:
   Lease operating                             $157,629         $106,564
   Production tax                                31,483           14,824
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                108,551           54,458
   General and administrative
      (Note 2)                                   71,431           77,565
                                               --------         --------
                                               $369,094         $253,411
                                               --------         --------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        $479,419         $163,326

   Cumulative effect of change in
      accounting for asset retirement
      obligations (Note 1)                        3,712                -
                                               --------         --------
NET INCOME                                     $483,131         $163,326
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 28,292         $ 10,316
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $454,839         $153,010
                                               ========         ========
NET INCOME per unit                            $   2.05         $    .69
                                               ========         ========
UNITS OUTSTANDING                               221,484          221,484
                                               ========         ========





                The accompanying condensed notes are an integral
                       part of these financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $483,131        $163,326
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Cumulative effect of change in
        accounting for asset retirement
        obligations (Note 1)                   (   3,712)              -
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               108,551          54,458
      Gain on abandonment                      (     903)              -
      Increase in accounts receivable -
        oil and gas sales                      ( 280,201)      (   3,611)
      Increase (decrease) in accounts
        payable                                (  12,132)         32,057
      Decrease in accrued liability -
        other                                  ( 102,690)              -
                                                --------        --------
Net cash provided by operating
   activities                                   $192,044        $246,230
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,724)      ($  1,294)
   Proceeds from the sale of oil
      and gas properties                           3,171             943
                                                --------        --------
Net cash used by investing activities          ($  8,553)      ($    351)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($174,401)      ($148,672)
                                                --------        --------
Net cash used by financing activities          ($174,401)      ($148,672)
                                                --------        --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $  9,090        $ 97,207

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           284,588         144,433
                                                --------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $293,678        $241,640
                                                ========        ========


                The accompanying condensed notes are an integral
                       part of these financial statements.

             GEODYNE ENERGY INCOME PROGRAM III LIMITED PARTNERSHIPS
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of March 31, 2003, statements of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Geodyne Resources, Inc., the General Partner of the Partnerships (the "General Partner"), without audit. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the financial position at March 31, 2003, the results of operations for three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


ACCRUED LIABILITY - OTHER
---------------------------

      The accrued liability - other at December 31, 2002 for the III-E and III-F Partnerships represents a charge accrued for the payment of refund amounts to royalty and overriding royalty interest owners in relation to the R.W. Scott Investments, LLC v. Samson Resources Company lawsuit.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (decrease)
                                               in
                           Change in       Net Income
                          Capitalized       for the
                          Cost of Oil      Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
           III-A            $109,000        ($1,000)        $110,000
           III-B              76,000        ( 1,000)          77,000
           III-C             192,000          2,000          190,000
           III-D             109,000          3,000          106,000
           III-E             264,000          3,000          261,000
           III-F             144,000          4,000          140,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $1,000, $1,000, $2,000, $1,000, $6,000, and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.

      If this accounting policy had been in effect on January 1, 2002, the proforma impact for the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships during the three months ended March 31, 2002 would have been an increase in depreciation, depletion, and amortization expense of approximately $1,000, $1,000, $2,000, $1,000, $4,000, and $2,000,
      respectively.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 2003, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               III-A                 $ 13,844               $ 69,468
               III-B                   12,016                 36,405
               III-C                   13,485                 64,353
               III-D                   11,830                 34,476
               III-E                   16,014                110,070
               III-F                   13,147                 58,284

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                              Limited
                                      Date of              Partner Capital
               Partnership          Activation              Contributions
               -----------       ------------------        ---------------

                  III-A          November 22, 1989           $26,397,600
                  III-B          January 24, 1990             13,833,600
                  III-C          February 27, 1990            24,453,600
                  III-D          September 5, 1990            13,100,800
                  III-E          December 26, 1990            41,826,600
                  III-F          March 7, 1991                22,148,400

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2003 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers may reduce or eliminate cash available for a particular quarterly cash distribution. During the three months ended March 31, 2002, capital expenditures for the III-D and III-E Partnerships totaled $26,336 and $175,000, respectively. These expenditures were primarily due to drilling activities in a large unitized property, the Jay-Little Escambia Creek Field Unit, located in Santa Rosa County, Florida, in which the
      Partnerships own working interests of approximately 0.7% and 4.7%, respectively.

      Pursuant to the terms of the Partnership Agreements for the Partnerships (the "Partnership Agreements") the Partnerships were initially scheduled to terminate on the dates indicated in the "Initial Termination Date" column of the following chart. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has extended the terms of the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships for the second two-year extension period. Therefore, the Partnerships are currently scheduled to terminate on the dates indicated in the "Current Termination Date" column of the following chart.

                        Initial             Extensions      Current
      Partnership   Termination Date        Exercised   Termination Date
      -----------   -----------------       ---------   -----------------
         III-A      November 22, 1999           2       November 22, 2003
         III-B      January 24, 2000            2       January 24, 2004
         III-C      February 28, 2000           2       February 28, 2004
         III-D      September 5, 2000           2       September 5, 2004
         III-E      December 26, 2000           2       December 26, 2004
         III-F      March 7, 2001               2       March 7, 2005

      The General Partner currently has not determined whether it intends to further extend the terms of any other Partnerships.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less that complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties for each oil and gas field (rather than separately for each well). If the unamortized costs of oil and gas properties within a field exceeds the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The risk that the Partnerships will be required to record impairment provisions in the future increases as oil and gas prices decrease.

      The Deferred Charge on the Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its' pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). On January 1, 2003, the Partnerships adopted FAS No. 143 and recorded an increase in capitalized cost of oil and gas properties, an increase (decrease) in net income for the cumulative effect of the change in accounting principle, and an asset retirement obligation in the following approximate amounts for each Partnership:

                                            Increase
                                           (decrease)
                                               in
                           Change in       Net Income
                          Capitalized       for the
                          Cost of Oil      Change in         Asset
                            and Gas        Accounting      Retirement
        Partnerships      Properties       Principle       Obligation
        ------------      -----------      ----------      ----------
           III-A            $109,000        ($1,000)        $110,000
           III-B              76,000        ( 1,000)          77,000
           III-C             192,000          2,000          190,000
           III-D             109,000          3,000          106,000
           III-E             264,000          3,000          261,000
           III-F             144,000          4,000          140,000

      These amounts differ significantly from the estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002 due to a revision of the methodology used in calculating the change in capitalized cost of oil and gas properties.

      The asset retirement obligation will be adjusted upwards each quarter in order to recognize accretion of the time-related discount factor. For the three months ended March 31, 2003, the III-A, III-B, III-C, III-D, III-E, and III-F Partnerships recognized approximately $1,000, $1,000, $2,000, $1,000, $6,000, and $3,000, respectively, of an increase in depreciation, depletion, and amortization expense, which was comprised of accretion of the asset retirement obligation and depletion of the increase in capitalized cost of oil and gas properties.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                               III-A Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              60,496        3,866,700
         Production                              (13,075)      (  158,528)
         Revisions of previous
            estimates                              3,790           49,870
                                                  ------        ---------

      Proved reserves, March 31, 2003             51,211        3,758,042
                                                  ======        =========


                               III-B Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002              46,684        1,676,027
         Production                              ( 9,175)      (   80,507)
         Revisions of previous
            estimates                              2,237           23,613
                                                  ------        ---------

      Proved reserves, March 31, 2003             39,746        1,619,133
                                                  ======        =========


                               III-C Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             110,916        4,928,613
         Production                             (  5,914)      (  181,104)
         Revisions of previous
            estimates                                876       (   18,213)
                                                 -------        ---------

      Proved reserves, March 31, 2003            105,878        4,729,296
                                                 =======        =========

                                III-D Partnership
                                -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             236,192        2,667,538
         Production                             (  8,579)      (  113,755)
         Revisions of previous
            estimates                                800       (   18,987)
                                                 -------        ---------

      Proved reserves, March 31, 2003            228,413        2,534,796
                                                 =======        =========


                               III-E Partnership
                               -----------------

                                                   Crude         Natural
                                                    Oil            Gas
                                                 (Barrels)        (Mcf)
                                                -----------    ------------

      Proved reserves, Dec. 31, 2002             1,259,858       7,254,259
         Production                             (   33,458)     (  198,493)
         Revisions of previous
            estimates                           (    5,741)     (   60,612)
                                                 ---------       ---------

      Proved reserves, March 31, 2003            1,220,659       6,995,154
                                                 =========       =========


                                III-F Partnership
                               -----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2002             224,872        4,664,302
         Production                             (  5,382)      (  137,370)
         Revisions of previous
            estimates                             13,058           98,851
                                                 -------        ---------

      Proved reserves, March 31, 2003            232,548        4,625,783
                                                 =======        =========

      In addition to the volume changes, the net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of March 31, 2003 and December 31, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. Oil prices at March 31, 2003 ($27.75 per barrel) were lower than the prices in effect on December 31, 2002 ($28.00 per barrel). Gas prices at March 31, 2003 ($5.06 per Mcf) were higher than the prices in effect on December 31, 2002 ($4.74 per Mcf). The decrease in oil prices and the increase in gas prices have caused the estimates of remaining economically recoverable reserves, as well as the values placed on said reserves, at March 31, 2003 to fluctuate from such estimates and values at December 31, 2002. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to March 31, 2003. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at March 31, 2003 will actually be realized for such production.

                                    Net Present Value of Reserves
                                 ----------------------------------
            Partnership            3/31/03               12/31/02
            -----------          -----------           ------------
                III-A            $10,867,772           $10,583,968
                III-B              5,089,897             5,037,182
                III-C             12,887,263            12,473,256
                III-D              7,660,816             7,655,634
                III-E             20,366,791            20,987,455
                III-F             10,485,701            10,539,573

      The Jay-Little Escambia Creek Field Unit located in Santa Rosa County, Florida is a material oil and gas property for the III-D and III-E Partnerships. This property, consisting of several oil and gas producing wells, several nitrogen gas injection wells (to stimulate production), and a gas plant, is operated by Exxon-Mobil. The injection process leads to very high operating costs. As a result, changes in natural gas and particularly oil prices can significantly impact net cash flow and the estimated net present value of this property's proved reserves. Based on information received from the operator, in late 2001 through early 2003 this property experienced mechanical and operational difficulties primarily associated with the nitrogen injection system and gas plant operations. Also, the drilling of a directional well has significantly exceeded the operator's original cost estimates. As a result of these costs, cash flow from this property has often been negative. This property is very sensitive to changes in oil prices and production volumes. Until the operator completes repairs and current drilling activities, this property's cash flows could continue to be negative despite relatively high oil and gas prices.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so.

      Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *   Worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *   The level of consumer demand and overall economic activity;
      *   The competitiveness of alternative fuels;
      *   Weather conditions;
      *   The availability of pipelines for transportation; and
      *   Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002 and early 2003. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity.

      It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain. Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      III-A PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                -----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,241,672       $959,348
      Oil and gas production expenses           $  192,020       $263,724
      Barrels produced                              13,075         18,300
      Mcf produced                                 158,528        293,357
      Average price/Bbl                         $    31.62       $  20.10
      Average price/Mcf                         $     5.22       $   2.02

      Total oil and gas sales increased $282,324 (29.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $150,000 and $509,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $105,000 and $272,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 5,225 barrels and 134,829 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) increased production on several wells during the three months ended March 31, 2002 due to successful recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the three months ended March 31, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002 and
      (ii) increased production on two significant wells during the three months ended March 31, 2002 due to successful workovers of those wells during mid 2001. Average oil and gas prices increased to $31.62 per barrel and $5.22 per Mcf, respectively, for the three months ended March 31, 2003 from $20.10 per barrel and $2.02 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $71,704 (27.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002, and (iii) workover expenses incurred on two significant wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 15.5% for the three months ended March 31, 2003 from 27.5% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $43,222 (43.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.5% for the three months ended March 31, 2003 from 10.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $6,799 (7.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended March 31, 2003 from 9.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $34,419,701  or  130.39%  of  Limited  Partners'  capital
      contributions.


      III-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $700,575        $598,584
      Oil and gas production expenses             $119,779        $182,378
      Barrels produced                               9,175          13,435
      Mcf produced                                  80,507         164,970
      Average price/Bbl                           $  31.83        $  20.23
      Average price/Mcf                           $   5.07        $   1.98

      Total oil and gas sales increased $101,991 (17.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $106,000 and $249,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by decreases of approximately $86,000 and $167,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,260 barrels and 84,463 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) increased production on several wells during the three months ended March 31, 2002 due to successful recompletions of those wells during mid 2001 and (ii) normal declines in production. These decreases were partially offset by an increase in production during the three months ended March 31, 2003 on one significant well due to the successful workover of that well during mid 2002. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended March 31, 2002 and (ii) increased production on two significant wells during the three months ended March 31, 2002 due to successful workovers of those wells during mid 2001. Average oil and gas prices increased to $31.83 per barrel and $5.07 per Mcf, respectively, for the three months ended March 31, 2003 from $20.23 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $62,599 (34.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a positive prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002, and (iii) workover expenses incurred on two significant wells during the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the three months ended March 31, 2003 from 30.5% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,736 (44.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 4.9% for the three months ended March 31, 2003 from 10.3% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,628 (8.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.9% for the three months ended March 31, 2003 from 8.9% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $19,682,353  or  142.28%  of  Limited  Partners'  capital
      contributions.

      III-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2003            2002
                                                ----------       --------
      Oil and gas sales                         $1,155,715       $570,569
      Oil and gas production expenses           $  238,766       $220,071
      Barrels produced                               5,914          3,692
      Mcf produced                                 181,104        209,251
      Average price/Bbl                         $    31.78       $  20.05
      Average price/Mcf                         $     5.34       $   2.37

      Total oil and gas sales increased $585,146 (102.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $69,000 and $538,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $67,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 2,222 barrels, while volumes of gas sold decreased 28,147 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended March 31, 2003 in order to perform a workover. The shut-in well is expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful recompletion of that well during late 2002. Average oil and gas prices increased to $31.78 per barrel and $5.34 per Mcf, respectively, for the three months ended March 31, 2003 from $20.05 per barrel and $2.37 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $18,695 (8.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) lower workover expenses incurred on one significant well during the three months ended March 31, 2003 than similar expenses incurred on the same well during the three months ended March 31, 2002, (ii) workover expenses incurred on another significant well during the three months ended March 31, 2002, and (iii) a decrease in lease operating expenses associated with the decrease in volumes of gas sold. As a percentage of oil and gas sales, these expenses decreased to 20.7% for the three months ended March 31, 2003 from 38.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $23,782 (35.2%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 3.8% for the three months ended March 31, 2003 from 11.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $6,537 (7.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 6.7% for the three months ended March 31, 2003 from 14.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $25,934,795  or  106.06%  of  Limited  Partners'  capital
      contributions.

      III-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2003              2002
                                                --------          --------
      Oil and gas sales                         $857,811          $409,027
      Oil and gas production expenses           $207,306          $221,868
      Barrels produced                             8,579             6,510
      Mcf produced                               113,755           128,930
      Average price/Bbl                         $  29.56          $  17.14
      Average price/Mcf                         $   5.31          $   2.31

      Total oil and gas sales increased $448,784 (109.7%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $107,000 and $342,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 2,069 barrels, while volumes of gas sold decreased 15,175 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase in volumes of oil sold was primarily due to an increase in production on one significant well due to the successful recompletion of that well during late 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) the shutting-in of one significant well during the three months ended March 31, 2003 in order to perform a workover. The shut-in well is expected to return to production in mid 2003. These decreases were partially offset by an increase in production on another significant well due to the successful recompletion of that well during late 2002. Average oil and gas prices increased to $29.56 per barrel and $5.31 per Mcf, respectively, for the three months ended March 31, 2003 from $17.14 per barrel and $2.31 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $14,562 (6.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to (i) lower workover expenses incurred on one significant well during the three months ended March 31, 2003 than similar expenses incurred on the same well during the three months ended March 31, 2002 and (ii) workover expenses incurred on another significant well during the three months ended March 31, 2002. These decreases were partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 24.2% for the three months ended March 31, 2003 from 54.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,806 (31.5%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to two significant wells being fully depleted in 2002 due to a lack of remaining economically recoverable reserves. As a percentage of oil and gas sales, these expenses decreased to 2.2% for the three months ended March 31, 2003 from 6.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $4,572 (9.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the three months ended March 31, 2003 from 12.4% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $14,225,669  or  108.59%  of  Limited  Partners'  capital
      contributions.

      III-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2003             2002
                                                ----------       ----------
      Oil and gas sales                         $2,207,026       $1,379,433
      Oil and gas production expenses           $  811,655       $  863,548
      Barrels produced                              33,458           37,600
      Mcf produced                                 198,493          326,594
      Average price/Bbl                         $    29.02       $    16.38
      Average price/Mcf                         $     6.23       $     2.34

      As shown in the table above, total oil and gas sales increased $827,593 (60.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $423,000 and $772,000, respectively, were related to increases in the average prices of oil and gas sold. These increases were partially offset by a decrease of approximately $299,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 4,142 barrels and 128,101 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to normal declines in production. The decrease in volumes of gas sold was primarily due to (i) normal declines in production, (ii) production difficulties on one significant well during 2002 and early 2003(which have now been remedied), and (iii) the shutting-in of another significant well during the three months ended March 31, 2003 in order to perform a recompletion. The operator has not yet determined when the shut-in well will return to production. Average oil and gas prices increased to $29.02 per barrel and $6.23 per Mcf, respectively, for the three months ended March 31, 2003 from $16.38 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $51,893 (6.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was primarily due to a decrease in workover expenses incurred on several wells within one unit during the three months ended

      March 31, 2003 as compared to the three months ended March 31, 2002. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 36.8% for the three months ended March 31, 2003 from 62.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $31,533 (39.4%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) an increase in depletable oil and gas properties primarily due to drilling activities on two significant wells during the three months ended March 31, 2003 and (ii) the abandonment of one significant well during the three months ended March 31, 2003 due to severe mechanical problems. As a percentage of oil and gas sales, this expense decreased to 5.1% for the three months ended March 31, 2003 from 5.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $9,542 (7.0%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 5.7% for the three months ended March 31, 2003 from 9.8% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $44,624,016  or  106.69%  of  Limited  Partners'  capital
      contributions.

      III-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2003            2002
                                                  --------        --------
      Oil and gas sales                           $847,176        $416,172
      Oil and gas production expenses             $189,112        $121,388
      Barrels produced                               5,382           6,439
      Mcf produced                                 137,370         125,563
      Average price/Bbl                           $  30.79        $  18.99
      Average price/Mcf                           $   4.96        $   2.34

      Total oil and gas sales increased $431,004 (103.6%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Of this increase, approximately $64,000 and $360,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,057 barrels, while volumes of gas sold increased 11,807 Mcf, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended March 31, 2002. Average oil and gas prices increased to $30.79 per barrel and $4.96 per Mcf, respectively, for the three months ended March 31, 2003 from $18.99 per barrel and $2.34 per Mcf, respectively, for the three months ended March 31, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $67,724 (55.8%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) a negative prior period lease operating expense adjustment on one significant well during the three months ended March 31, 2002 and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 22.3% for the three months ended March 31, 2003 from 29.2% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $54,093 (99.3%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was primarily due to (i) the abandonment of one significant well during the three months ended March 31, 2003 due to severe mechanical problems and
      (ii) an increase in depletable oil and gas properties primarily due to drilling activities on two significant wells during the three months ended March 31, 2003. As a percentage of oil and gas sales, this expense decreased to 12.8% for the three months ended March 31, 2003 from 13.1% for the three months ended March 31, 2002.

      General and administrative expenses decreased $6,134 (7.9%) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. As a percentage of oil and gas sales, these expenses decreased to 8.4% for the three months ended March 31, 2003 from 18.6% for the three months ended March 31, 2002. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      2003  totaling   $17,504,904  or  79.03%  of  Limited   Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which could significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

                                 PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-A Partnership.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-B Partnership.

     99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-C Partnership.

     99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-D Partnership.

     99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-E Partnership.

     99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the III-F Partnership.

(b)  Reports on Form 8-K.

          Current Report on Form 8-K filed during the first quarter of 2003:

            Date of event:                      January 28, 2003
            Date filed with the SEC:            January 28, 2003
            Items Included:                     Item 5 - Other Events
                                                Item 7 - Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP III-F

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 15, 2003                 By:     /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 15, 2003                 By:     /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership III-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Accounting Officer
(Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------


Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-A.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-B.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-C.

99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-D.

99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-E.

99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership III-F.